Form 10-K
period 2005-12-31
HASCO Trust 2005-OPT1
filed 2006-03-24
CIK 1345532

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-124032-03


        HSI Asset Securitization Corporation Trust
        Mortgage Pass-Through Certificates
        Series 2005-OPT1

     (Exact name of registrant as specified in its charter)


  New York                                          54-2188607
  (State or other jurisdiction of                   54-2188608
  incorporation or organization)                    54-2188609
                                                    54-6692302
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  ___     No  X

  NOTE: The registrant has not been subject to filing requirements for the past 90 days as the closing date for the transaction was November 29, 2005.



  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X



  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.



     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.



                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 14.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.



                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.




                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Option One Mortgage Corporation, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Option One Mortgage Corporation, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Option One Mortgage Corporation, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    HSI Asset Securitization Corporation Trust
    Mortgage Pass-Through Certificates
    Series 2005-OPT1
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:  /s/ John Sadowski

  By: John Sadowski, Vice President

  Dated: March 24, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  HSI Asset Securitization Corporation Trust 2005-OPT1
  Mortgage Pass-Through Certificates
  Series 2005-OPT1

  This Certification is being made pursuant to Section 8.12(c) of the Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") relating to the above-referenced Series, among HSI Asset Securitization Corporation, as Depositor, Option One Mortgage Corporation, as Mortgage Loan Originator and Servicer, Wells Fargo Bank, N.A., as Master Servicer, Securities Administrator and Custodian, Deutsche Bank National Trust Company, as Trustee, and Clayton Fixed Income Services Inc., as Credit Risk Manager. Capitalized terms used but not defined herein shall have the meanings assigned in the Pooling and Servicing Agreement.

  I, John Sadowski, certify that:

  1. I have reviewed this annual report on Form 10-K (the "Annual Report"), and all reports on Form 8-K containing distribution date reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

  2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

  3. Based on my knowledge, the servicing information required to be provided to the Securities Administrator by the Master Servicer under the Pooling and Servicing Agreement for inclusion in the Reports is included in the Reports;

  4. I am responsible for reviewing the activities performed by Option One Mortgage Corporation under the Pooling and Servicing Agreement and based upon my knowledge and the annual compliance review required under the Pooling and Servicing Agreement, and except as disclosed in the Reports, Option One Mortgage Corporation has fulfilled its obligations under the Pooling and Servicing Agreement; and

  5. The Reports disclose all significant deficiencies relating to Option One Mortgage Corporation's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Pooling and Servicing Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party:
     Option One Mortgage Corporation as Servicer.

     Date: March 24, 2006

     /s/ John Sadowski
     Signature

     Vice President
     Title




  EX-99.1
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568


Independent Accountants' Report

The Board of Directors and Stockholder
Option One Mortgage Corporation:

We have examined management's assertion, included in the accompanying management assertion, that Option One Mortgage Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2005. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, including examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated in all material respects.

/s/ KPMG LLP

Los Angeles, California
February 28, 2006

KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2
(logo) OPTION ONE
       MORTGAGE
       an H&R BLOCK company

(logo) H&R BLOCK

Management Assertion

As of and for the year ended December 31, 2005, Option One Mortgage Corporation Complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Option One Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amounts of $70,000,000 and $10,000,000, respectively.

/s/ Robert E Dubrish
Robert E. Dubrish, Chief Executive Officer

/s/ William L. O'Neill
William L. O'Neill, Chief Financial Officer

/s/ Matthew A. Engel
Matthew A. Engel, Controller

/s/ Fabiola Camperi
Fabiola Camperi, Chief Servicing Officer



www.optiononeonline.com





  EX-99.3
OFFICER'S CERTIFICATE

ANNUAL STATEMENT OF THE SERVICER

I, Fabiola Camperi, the duly appointed Chief Servicing Officer of Option One Mortgage Corporation, the Servicer, hereby certify that (i) a review of the activities of the Servicer during the calendar year ended December 31, 2005 and of performance under the Servicing Agreement, as defined in the cover letter, has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement during such year.


By: /s/ Fabiola Camperi

Name: Fabiola Camperi
Title: Chief Servicing Officer
Date: February 28, 2006





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                              767,727.26          4,311,007.73                 0.00             225,241,992.27
   A-2                              188,167.23                  0.00                 0.00              55,235,000.00
   A-3                              395,613.38                  0.00                 0.00             113,791,000.00
   A-4                              129,659.04                  0.00                 0.00              36,558,000.00
   M-1                              120,604.81                  0.00                 0.00              33,491,000.00
   M-2                               60,234.64                  0.00                 0.00              16,619,000.00
   M-3                               10,079.16                  0.00                 0.00               2,769,000.00
   M-4                                9,380.95                  0.00                 0.00               2,518,000.00
   M-5                                9,576.79                  0.00                 0.00               2,518,000.00
   M-6                               28,965.39                  0.00                 0.00               7,554,000.00
   R                                      0.00                  0.00                 0.00                       0.00
   X                              1,384,268.44                  0.00                 0.00               3,021,789.13
   P                                 59,778.93                  0.00                 0.00                       0.01